Form 10-K
period 1997-12-31
FIRST NATIONAL BANK OF COMMERCE
filed 1998-03-30
CIK 1036446

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
______________________________________________________________________________

                                   FORM 10-K
 X  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 1997
                               __________________

       Transition Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                               __________________

                       Commission file number: 333-24023



                        FIRST NATIONAL BANK OF COMMERCE
            (exact name of registrant as specified in its charter)
              on behalf of the First NBC Credit Card Master Trust

              United States                             72-0269760
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


                210 Baronne St., New Orleans, Louisiana 70112
            (address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (504) 623-1371

                               __________________


         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                             Title of each class:
                      First NBC Credit Card Master Trust
            Class A 6.15% Asset Backed Certificates, Series 1997-1
                                      and
             Class B 6.35% Asset Back Certificates, Series 1997-1

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  x       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                Not applicable.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None
_____________________________________________________________________________


                                 PART I

ITEM 1.   BUSINESS

     Not applicable.

ITEM 2.   PROPERTIES

     Not applicable.

ITEM 3.   LEGAL PROCEEDINGS

  First National Bank of Commerce (First NBC), transferor and servicer of the Trust, has been named as defendant in various legal actions arising from normal business activities in which damages in various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on First NBC's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Certificates representing investors' interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company (DTC), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by CEDE and Co., the nominee of DTC.

ITEM 6.   SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The certificates of each Class of Series 1997-1 representing investors' interests in the First NBC Credit Card Master Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the First NBC Credit Card Master Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997. At December 31, 1997, the following direct participants held positions in the Certificates representing interests in the First NBC Credit Card Master Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:

SERIES 1997-1

                Participant                   Principal Amount    Percent of Class
                ---------------------------   ----------------    ----------------
  Class A       Bank of New York                $33,200,000             12.79%
                Bankers Trust Company           $14,740,000              5.68%
                Chase Manhattan Bank            $28,780,000             11.09%
                Chase Manhattan                                         10.79%
                Bank/Chemical                   $28,000,000
                Fiduciary State Street Bank     $24,500,000              9.44%
                Investors Fiduciary Trust                                5.45%
                Company/ State Street Bank      $14,140,000
                Morgan Stanley & Co., Inc.      $50,395,000             19.42%
                State Street Bank-Custodian     $25,500,000              9.83%
  Class B       Chase Manhattan Bank            $15,000,000             71.43%
                State Street Bank-Custodian      $4,000,000             19.05%
                Suntrust Bank, Atlanta           $2,000,000              9.52%


The address of each above participant is:

          c/o  The Depository Trust Company
               55 Water Street
               New York, New York  10041

     (b) Not applicable.

     (c) On October 20, 1997, First Commerce Corporation (FCC), the parent company of First NBC, and BANC ONE CORPORATION (BANC ONE) announced the signing of a definitive agreement for the merger of FCC with BANC ONE. Subject to certain conditions being met, it is anticipated that FCC will merge with BANC ONE in the second quarter of 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Not applicable.
     2. Not applicable.
     3. Exhibits
          99.1 Annual Servicer's Certificate
          99.2 Report of Management on Compliance with the Pooling and Servicing Agreement
          99.3 Annual Opinion of Counsel
          99.4 Annual Holders' Tax Statement
          99.5 Annual Independent Accountants' Servicing Report

     (b) During the quarter ended December 31,1997, four reports on Form 8-K were filed with respect to the Trust. Reports dated October 8, 1997; November 10, 1997; and December 9, 1997 reported monthly statements reflecting the Trust's activities(Item 7). An October 20, 1997 report was filed to disclose FCC's agreement to merge with BANC ONE (Item 5).

     (c) See Item 14(a)(3)above.

     (d) Not applicable.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

                         FIRST NATIONAL BANK OF COMMERCE
                              (Registrant)



                              By:/S/ Thomas L. Callicutt, Jr.
                                 -------------------------------
                              Name: Thomas L. Callicutt, Jr.
                              First Commerce Corporation
                              Title: Executive Vice President, Controller
                              and Principal Accounting Officer




Dated: March 30, 1998